Form 10-K
period 2016-12-31
COMM 2015-CCRE23 Mortgage Trust
filed 2017-03-21
CIK 1640052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-193376-18

Central Index Key Number of the issuing entity: 0001640052

COMM 2015-CCRE23 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001555524

Jefferies LoanCore LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000040554

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

Not applicable.

EXPLANATORY NOTES

The 9200 & 9220 Sunset Mortgage Loan, the Courtyard by Marriott Mortgage Loan and the 3 Columbus Circle Mortgage Loan, which constituted approximately 8.8%, 7.3% and 6.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 9200 & 9220 Sunset Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Courtyard by Marriott Mortgage Loan which is an asset of the issuing entity and three other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity and (c) with respect to the 3 Columbus Circle Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the 9200 & 9220 Sunset Mortgage Loan, the Courtyard by Marriott Mortgage Loan and the 3 Columbus Circle Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Walgreens Portfolio Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date.  The Walgreens Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Walgreens Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2015-LC20 transaction, Commission File Number 333-195164-06 (the “WFCMT 2015-LC20 Transaction”). This loan combination, including the Walgreens Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the La Gran Plaza Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The La Gran Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the La Gran Plaza Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the La Gran Plaza Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the La Gran Plaza loan combination in the COMM 2015-CCRE24 Mortgage Trust transaction, Commission File Number 333-193376-21 (the “COMM 2015-CCRE24 Transaction”).  After the closing of the COMM 2015-CCRE24 Transaction on August 6, 2015, this loan combination, including the La Gran Plaza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2015-CCRE24 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2015-CCRE24 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2015-CCRE24 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Walgreens Portfolio Mortgage Loan and the La Gran Plaza Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction and the pooling and servicing agreement for the COMM 2015-CCRE24 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Walgreens Portfolio Mortgage Loan and the La Gran Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Walgreens Portfolio Mortgage Loan and the La Gran Plaza Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the Walgreens Portfolio Mortgage Loan and the La Gran Plaza Mortgage Loan, (i) although Berkeley Point Capital LLC is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, its report on assessment of compliance with servicing criteria and assessment of compliance with servicing criteria are included for the sake of completeness as explained above; however, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the La Gran Plaza Mortgage Loan, Park Bridge Lender Services LLC as operating advisor of the La Gran Plaza Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Walgreens Portfolio Mortgage Loan and TriMont Real Estate Advisors, Inc. as trust advisor of the Walgreens Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the La Gran Plaza Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Walgreens Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator and custodian:

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Walgreens Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2015-LC20 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 Berkeley Point Capital LLC, as Primary Servicer
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.1)
33.9 CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.2)
33.10 Wilmington Trust, National Association, as Trustee of the 9200 & 9220 Sunset Mortgage Loan (Omitted. See Explanatory Notes.)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.4)
33.12 Wells Fargo Bank, National Association, as Custodian of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.5)
33.13 Pentalpha Surveillance LLC, as Operating Advisor of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.6)
33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.1)
33.15 CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.2)
33.16 Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Mortgage Loan (Omitted. See Explanatory Notes.)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.4)
33.18 Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.5)
33.19 Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.6)
33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.1)
33.21 CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)
33.22 Wilmington Trust, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)
33.24 Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)
33.25 Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.6)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
33.27 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.5)
33.31 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
33.33 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
33.34 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 33.26)
33.35 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 33.4)
33.38 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 33.5)
33.39 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.32)
33.41 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.33)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 Berkeley Point Capital LLC, as Primary Servicer
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.1)
34.9 CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.2)
34.10 Wilmington Trust, National Association, as Trustee of the 9200 & 9220 Sunset Mortgage Loan (Omitted. See Explanatory Notes.)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.4)
34.12 Wells Fargo Bank, National Association, as Custodian of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.5)
34.13 Pentalpha Surveillance LLC, as Operating Advisor of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.6)
34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.1)
34.15 CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.2)
34.16 Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Mortgage Loan (Omitted. See Explanatory Notes.)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.4)
34.18 Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.5)
34.19 Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.6)
34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.1)
34.21 CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)
34.22 Wilmington Trust, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)
34.24 Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)
34.25 Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.6)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
34.27 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.5)
34.31 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
34.33 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
34.34 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 34.26)
34.35 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 34.4)
34.38 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 34.5)
34.39 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.32)
34.41 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.33)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 35.1)
35.6 CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 35.1)
35.9 CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.1)
35.12 CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.3)
35.14 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
35.15 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan
35.18 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan

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

Date: March 20, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 20, 2017

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 Berkeley Point Capital LLC, as Primary Servicer
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.1)
33.9 CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.2)
33.10 Wilmington Trust, National Association, as Trustee of the 9200 & 9220 Sunset Mortgage Loan (Omitted. See Explanatory Notes.)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.4)
33.12 Wells Fargo Bank, National Association, as Custodian of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.5)
33.13 Pentalpha Surveillance LLC, as Operating Advisor of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 33.6)
33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.1)
33.15 CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.2)
33.16 Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Mortgage Loan (Omitted. See Explanatory Notes.)
33.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.4)
33.18 Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.5)
33.19 Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Mortgage Loan (see Exhibit 33.6)
33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.1)
33.21 CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)
33.22 Wilmington Trust, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)
33.24 Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)
33.25 Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.6)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
33.27 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.5)
33.31 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
33.33 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
33.34 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 33.26)
33.35 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 33.4)
33.38 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 33.5)
33.39 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.32)
33.41 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.33)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 Berkeley Point Capital LLC, as Primary Servicer
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.1)
34.9 CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.2)
34.10 Wilmington Trust, National Association, as Trustee of the 9200 & 9220 Sunset Mortgage Loan (Omitted. See Explanatory Notes.)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.4)
34.12 Wells Fargo Bank, National Association, as Custodian of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.5)
34.13 Pentalpha Surveillance LLC, as Operating Advisor of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 34.6)
34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.1)
34.15 CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.2)
34.16 Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Mortgage Loan (Omitted. See Explanatory Notes.)
34.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.4)
34.18 Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.5)
34.19 Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Mortgage Loan (see Exhibit 34.6)
34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.1)
34.21 CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)
34.22 Wilmington Trust, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)
34.24 Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)
34.25 Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.6)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
34.27 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.5)
34.31 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
34.33 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan
34.34 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 34.26)
34.35 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 34.4)
34.38 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 34.5)
34.39 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.32)
34.41 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.33)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 35.1)
35.6 CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 35.1)
35.9 CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.1)
35.12 CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.3)
35.14 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
35.15 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan
35.18 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan

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