Form 10-K/A
period 2017-12-31
COMM 2015-CCRE23 Mortgage Trust
filed 2018-06-22
CIK 1640052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.7 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.7 to the Original 10-K.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.7         Berkeley Point Capital LLC, as Primary Servicer

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.9         CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.10       Wilmington Trust, National Association, as Trustee of the 9200 & 9220 Sunset Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.11       Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.12       Wells Fargo Bank, National Association, as Custodian of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.15       CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.16       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.18       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.21       CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.22       Wilmington Trust, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.23       Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.24       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.28       Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.30       Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.31       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.33       National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 33.33 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.26 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.35       LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.36       Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.37       Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.38       Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

33.41       National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.33 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.7         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.9         CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.10       Wilmington Trust, National Association, as Trustee of the 9200 & 9220 Sunset Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.11       Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.12       Wells Fargo Bank, National Association, as Custodian of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.15       CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.16       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.18       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.21       CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.22       Wilmington Trust, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.23       Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.24       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.28       Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.30       Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.31       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.33       National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 34.33 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.26 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.35       LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.36       Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.37       Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.38       Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

34.41       National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.33 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.6         CWCapital Asset Management LLC, as Special Servicer of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the 9200 & 9220 Sunset Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.9         CWCapital Asset Management LLC, as Special Servicer of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Courtyard by Marriott Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.12       CWCapital Asset Management LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the 3 Columbus Circle Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 35.14 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

35.18       LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-18 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018